Form 10-Q
period 1996-06-30
KNOGO NORTH AMERICA INC
filed 1996-07-31
CIK 933161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended June 30, 1996                   Commission File No. 1-13528




                            KNOGO NORTH AMERICA INC.
- --------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)

           NEW YORK                                         11-3231714
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                              Identification No.

350 WIRELESS BOULEVARD,  HAUPPAUGE,  NEW YORK               11788
- --------------------------------------------------------------------------------

(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number including area code           516-232-2100
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                                                            Yes  X     No
                                                                ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.





             CLASS                                   OUTSTANDING AT 7/26/96
- ---------------------------                          ----------------------

Common Stock $.01 par value                                 5,772,032
                                                            ---------

                            KNOGO NORTH AMERICA INC.
                                      INDEX





                                                                      PAGE NO.
                                                                      --------

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              June 30, 1996 and December 31, 1995                       1

              Condensed Consolidated Statements of Operations --
              Three Months Ended June 30, 1996 and 1995
              and Six Months Ended June 30, 1996 and 1995               2

              Condensed Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 1996 and 1995                   3

              Notes to Condensed Consolidated Financial
              Statements -- June 30, 1996                               4 - 5


Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition             6 - 7



PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders       7


Item 6.       Exhibits and Reports on Form 8-K                          7


SIGNATURES                                                              7

KNOGO NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)


                                                                               June 30,                 December 31,
                                                                                 1996                       1995
                                                                                 ----                       ----
                                                                              (Unaudited)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $   4,121                 $     409
      Accounts receivable, less allowance for doubtful
         accounts of $897 and $931, respectively                               6,086                     9,599
      Net investment in sales-type leases -
         current portion                                                       2,112                       778
      Inventories                                                              6,299                     5,954
      Prepaid expenses and other current assets                                  645                       496
                                                                           ---------                 ---------
               Total current assets                                           19,263                    17,236

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                      1,178                     1,753
SECURITY DEVICES ON LEASE, net                                                   661                       399
PROPERTY, PLANT AND EQUIPMENT, net                                             8,960                     9,081
OTHER ASSETS                                                                     995                       869
                                                                           ---------                 ---------

                                                                           $  31,057                 $  29,338
                                                                           =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $   1,113                 $   2,194
      Accrued liabilities                                                      3,363                     3,070
      Obligations under capital leases -
         current portion                                                         291                       277
      Deferred lease rentals                                                     255                       369
                                                                           ---------                 ---------
               Total current liabilities                                       5,022                     5,910

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                        344                       471
DEFERRED INCOME TAXES                                                            430                       288
MINORITY INTEREST IN SUBSIDIARY                                                  476                       ---

SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value;
         authorized 3,000 shares; none issued
      Common stock, $.01 par value;
         authorized 10,000 shares; issued and
         outstanding 5,772 shares and 5,720,
         respectively                                                             58                        57
      Additional paid-in capital                                              21,076                    20,881
      Retained earnings                                                        3,651                     1,731
                                                                           ---------                 ---------
                                                                              24,785                    22,669
                                                                           ---------                 ---------
                                                                           $  31,057                 $  29,338
                                                                           =========                 =========


See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                 Three Months Ended                       Six Months Ended
                                                      JUNE 30,                                JUNE 30,
                                             --------------------------             --------------------------
                                                 1996            1995                   1996              1995
                                                 ----            ----                   ----              ----


REVENUES                                    $   6,887         $   7,962             $  12,439        $  14,967

COSTS AND EXPENSES:
Cost of sales                                   3,790             3,820                 6,390            7,313
Customer service expenses                         756             1,070                 1,418            1,853
Selling, general and
   administrative expenses                      1,967             2,117                 3,843            4,285
Research and development                          359               411                   731              800
Interest (income) expense                         (41)                8                   (41)              21
                                            ---------         ---------             ---------        ---------
                                                6,831             7,426                12,341           14,272
                                            ---------         ---------             ---------        ---------

OPERATING PROFIT                                   56               536                    98              695

OTHER INCOME:
Gain on sale of assets                            ---               ---                 2,462              ---
                                            ---------         ---------             ---------        ---------


INCOME BEFORE INCOME TAXES                         56               536                 2,560              695

INCOME TAXES                                       14                80                   640              104
                                            ---------         ---------             ---------        ---------

NET INCOME                                  $      42         $      456            $   1,920        $     591
                                            =========         ==========            =========        =========

NET INCOME PER SHARE                        $     .01         $      .08            $     .32        $     .10
                                            =========         ==========            =========        =========

WEIGHTED AVERAGE
   COMMON SHARES                                6,124              5,804                6,081            5,803
                                            =========         ==========            =========        =========




See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
               `                                                           -----------------------------------
                                                                                1996                      1995
                                                                                ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $   1,920                 $     591
      Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
      Depreciation and amortization of security
            devices and property, plant and equipment                            565                       545
      Provision for bad debts                                                     54                       202
      Decrease (increase) in accounts receivable                               3,459                    (2,344)
      Increase in net investment in sales-type leases                           (759)                     (809)
      (Increase) decrease in inventories                                        (209)                      864
      (Decrease) increase in accounts payable                                 (1,081)                      835
      Increase (decrease) in accrued liabilities                                 293                       (87)
      Other, net                                                                  38                      (120)
                                                                           ---------                 ---------

               Net cash provided by (used in)
                  operating activities                                         4,280                      (323)
                                                                           ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                            (192)                     (100)
      (Increase) decrease in security devices on lease                          (351)                       55
                                                                           ---------                 ---------

               Net cash used in investing activities                            (543)                      (45)
                                                                           ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of obligations under capital leases                              (89)                     (114)
      Exercise of stock options                                                   64                       ---
                                                                           ---------                 ---------

               Net cash used in financing activities                             (25)                     (114)
                                                                           ---------                 ---------

INCREASE (DECREASE) IN CASH                                                    3,712                      (482)

CASH, at beginning of period                                                     409                     1,258
                                                                           ---------                 ---------
CASH, at end of period                                                     $   4,121                 $     776
                                                                           =========                 =========






See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996



NOTE A --  BASIS OF  PRESENTATION

The consolidated financial statements are unaudited and include the accounts of Knogo North America Inc. and wholly owned and majority owned subsidiaries ("Knogo N.A." or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. Interim results are not necessarily indicative of results for a full year.


NOTE B  --  FORMATION OF JOINT VENTURE

In January 1996, the Company acquired a controlling interest in K&M Converting Corp. (KMCC). KMCC is a newly established joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC will be the exclusive supplier of disposable targets or labels from converted magnetic material purchased for use in the Company's EAS systems. The Company contributed $15,000 in cash, $430,000 in inventory and $49,000 in machinery to KMCC and issued 20,000 shares of Knogo N.A. common stock to Marian in exchange for 50.001% of KMCC.

The acquisition has been accounted for under the purchase method of accounting and the operating results of KMCC have been included in the consolidated operating results of the Company beginning in the first quarter of 1996. The minority interest not acquired by Knogo N.A., which is immaterial, is included in income before income taxes on the condensed consolidated statement of income and in minority interest in subsidiary on the consolidated balance sheet.


NOTE C  --  NET INVESTMENT IN SALES-TYPE LEASES

The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consists of:


                                                          JUNE 30, 1996         DECEMBER 31, 1995
                                                          -------------         -----------------
                                                                      (in thousands)

Minimum lease payments receivable                          $   3,813                 $   3,183
Allowance for uncollectible minimum
   lease payments                                               (191)                     (159)
Unearned income                                                 (362)                     (523)
Unguaranteed residual value                                       30                        30
                                                           ---------                 ---------
Net investment                                                 3,290                     2,531
Less current portion                                           2,112                       778
                                                           ---------                 ---------
Non-current portion                                        $   1,178                 $   1,753
                                                           =========                 =========





KNOGO NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996




NOTE D -- INVENTORIES

Inventories consist of the following:

                                   JUNE 30, 1996         DECEMBER 31, 1995
                                   -------------         -----------------
                                              (in thousands)

Raw materials                      $   2,583                 $   2,692
Work-in-process                        2,016                     1,986
Finished goods                         1,700                     1,276
                                   ---------                 ---------

                                   $   6,299                 $   5,954
                                   =========                 =========

Reserves for excess and obsolete inventory totaled $1,404,000 and $1,441,000 as of June 30, 1996 and December 31, 1995, respectively and have been included as a component of the above amounts.


NOTE E  --  SUPPLY AGREEMENT

Knogo N.A. has a supply agreement in which Sensormatic is obligated to purchase products from Knogo N.A. in the amount of $12,000,000 during 1995 and an additional $12,000,000 during the ensuing 18 months. Such products are priced to yield Knogo N.A. a 35% gross margin. Sales under the supply agreement were $1,234,000 and $3,038,000 in the quarters ended June 30, 1996 and 1995 and $3,397,000 and $6,026,000 in the six month periods ended June 30, 1996 and 1995, respectively. During the quarter ended June 30, 1996 Sensormatic failed to meet its minimum purchase amounts and, in accordance with the agreement, was charged 50% of the shortfall. This additional amount of $301,000 was included in revenues in the second quarter of 1996. Included in accounts receivable as of June 30, 1996 and December 31, 1995 are amounts due from Sensormatic of $1,198,000 and $4,561,000, respectively.


NOTE F  --  GAIN ON SALE OF ASSETS

On March 22, 1996, the Company completed the sale of certain assets (primarily patents and technology) of its library security systems business to Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $3 million, paid at closing. In connection with such sale, Knogo and 3M entered into an agreement pursuant to which the Company has become a distributor of certain of 3M's library systems products for an initial term of three years and has agreed not to compete with 3M in the sale of security systems products (other than closed circuit video systems) in the library market except as otherwise contemplated by the transaction documentation. The parties also settled certain patent litigation between them.

The impact of the transaction resulted in an increase in cash of $3 million and pretax tax gain of approximately $2.5 million in the quarter ended March 31, 1996. The impact on the Company's historical revenues and net income from the sale of products covered by the patents and related technology sold is not material.

KNOGO NORTH AMERICA INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION




RESULTS OF OPERATIONS:

Consolidated revenues were 14% and 17% lower in the second quarter and six month period ended June 30, 1996 than in the quarter and six month period ended June 30, 1995. Revenues from third party customers in the current periods were $5,352,000 and $8,741,000 or 78% and 70% of total revenues as compared to $4,924,000 and $8,941,000 or 62% and 60% of total revenues in the prior year periods. The increase in the current quarter is attributable to increases primarily in the retail and library market segments. During the second quarter of 1996, a significant contract was entered into with a retail customer. If certain store shrinkage reductions are met through the use of Knogo's equipment over a period of two years, the contract revenue amount would approximate $3 million. Knogo recorded approximately $1.5 million in revenues in the quarter which represents the minimum value to be received under the contract. However, all of the equipment costs have been recorded in the current period resulting in a significant lower gross margin on this sale. Successful shrinkage reductions will result in future revenues with substantially no additional costs. Sales under the Supply Agreement with Sensormatic in the quarter and six month period ended June 30, 1996 were $1,234,000 and $3,397,000 or 18% and 27% of total revenues as compared to $3,038,000 and $6,026,000 or 38% and 40% of total revenues in the prior periods. In accordance with the terms of the Supply Agreement, the Company expected a reduction of approximately $1 million in revenues per quarter in 1996 compared to 1995. However, in the second quarter Sensormatic failed to meet its minimum purchase amounts. Accordingly, in accordance with the Supply Agreement, the Company invoiced to Sensormatic and recorded in revenues 50% of the cumulative shortfall or $301,000. In all periods presented sales represented 92% and service and rental income 8% of total revenues.

Cost of sales were 55% and 51% of total revenues in the quarter and six month period ended June 30, 1996 as compared to 48% and 49% in the same periods in the previous year. The increase in percentages in the current periods were a result of 1) high initial costs recorded on the retail contract indicated above, 2) greater proportion of CCVS sales which generate lower margins than traditional EAS products and offset partially by 3) a reduction in the level of sales under the Supply Agreement with Sensormatic which carry lower margins than sales to third party customers.

Customer service expenses were lower in both the second quarter and first six months of 1996 than in the previous year. The Company reduced its staff in 1996 as a result of more efficient installations and fewer service calls primarily attributable to the transfer of its library maintenance obligations to 3M.

The decrease in selling, general and administrative expenses in the second quarter and first six months of 1996 as compared to 1995 is primarily a result of a reduction in administrative personnel and lower sales promotional expenses.

Research and development costs were lower in dollar value in the 1996 periods but substantially the same as a percentage of revenues in all periods presented. The 1995 periods included higher prototype costs particularly associated with the development of the Express library self patron check-out system which was part of the technology sale to 3M in the first quarter of 1996.

The Company's interest income was $61,000 and $82,000 in the quarter and six month period ended June 30, 1996 as compared to $14,000 and $23,000 in the corresponding periods in 1995. The increase is due to the investment of the proceeds from the sale of assets at the end of the first quarter. These amounts are shown net of interest expense of $20,000 and $41,000 in respective 1996 periods and $22,000 and $44,000 in the 1995 periods relating to payments on capitalized leases for the Company's computer equipment.

In the first quarter of 1996, the Company sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in the six month period of 1996. See Note F.

KNOGO NORTH AMERICA INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION




The Company's effective tax rate is 25% for 1996 as compared to 15% in 1995. The increase in the rate was primarily related to the tax on the gain on the sale of assets in 1996 which will be taxed at the statutory federal tax rate and will represent a significant proportion of the taxable income in the current year. The lower rate in 1995 was primarily due to the normal provisions on the earnings of the Puerto Rico manufacturing operations.

As a result of the foregoing, Knogo North America had net income of $42,000 and $1,920,000 in the quarter and six months ended June 30, 1996 as compared to $456,000 and $591,000 in the quarter and six months ended June 30, 1995.

FINANCIAL CONDITION AS OF JUNE 30, 1996

Knogo N.A.'s financial position is strong, with $4.1 million in cash and cash equivalents, shareholders' equity of approximately $25 million and no bank debt as of June 30, 1996.

The Company anticipates that current cash reserves, cash generated by operations, including the Supply Agreement with Sensormatic, and the available bank credit facility will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.


PART II  -  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              a)   The annual meeting of shareholders was held on May 6, 1996.

              b) Proxies were solicited by Knogo's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement and all such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the shareholders.

              c) The proposal to amend the Company's 1994 Stock Incentive Plan to increase by 600,000 the aggregate number of shares of Common Stock of the Company available for future options was approved:

                              FOR         AGAINST        ABSTAIN
                              ---         -------        -------
                           2,883,058      474,537        13,276


Item 6.       Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KNOGO NORTH AMERICA INC.



 Date:  JULY 26, 1996       By: /S/   PETER J. MUNDY
        -------------           --------------------
                                Peter J. Mundy, Vice President Finance
                                (Principal Financial and Accounting Officer)