Form 10-Q/A
period 1996-06-30
KNOGO NORTH AMERICA INC
filed 1996-08-01
CIK 933161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended June 30, 1996                   Commission File No. 1-13528




                            KNOGO NORTH AMERICA INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)

           NEW YORK                                         11-3231714
- - - --------------------------------------------------------------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                              Identification No.

350 WIRELESS BOULEVARD,  HAUPPAUGE,  NEW YORK               11788
- - - --------------------------------------------------------------------------------

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

                                                            Yes  X     No
                                                                ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.





             CLASS                                   OUTSTANDING AT 7/26/96
- - - ---------------------------                          ----------------------

Common Stock $.01 par value                                 5,772,032
                                                            ---------

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