Form 10-Q
period 1996-09-30
KNOGO NORTH AMERICA INC
filed 1996-11-01
CIK 933161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1996                 Commission File No. 1-13528
--------------------------------------------------------------------------------


                            KNOGO NORTH AMERICA INC.
--------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)



           New York                                       11-3231714
--------------------------------------------------------------------------------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.


350 Wireless Boulevard,  Hauppauge,  New York             11788
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

                                                           Yes   /X/     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                                 Outstanding at 10/31/96
    -----------------                           -----------------------
Common Stock $.01 par value                           5,772,632

                            KNOGO NORTH AMERICA INC.
                                      INDEX

                                                                    Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              September 30, 1996 and December 31, 1995                 3

              Condensed Consolidated Statements of Operations --
              Three Months Ended September 30, 1996 and 1995
              and Nine Months Ended September 30, 1996 and 1995        4

              Condensed Consolidated Statements of Cash Flows --
              Nine Months Ended September 30, 1996 and 1995            5

              Notes to Condensed Consolidated Financial
              Statements -- September 30, 1996                         6 - 8


Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition            9 - 10


PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders      10

Item 6.       Exhibits and Reports on Form 8-K                         10


Signatures                                                             10

Financial Data Schedule                                                11

KNOGO NORTH AMERICA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)


                                                          September 30,      December 31,
                                                              1996              1995
                                                          --------------     ------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                            $   2,482          $     409
      Accounts receivable, less allowance for doubtful
         accounts of $770 and $931, respectively               7,243              9,599
      Net investment in sales-type leases -
         current portion                                       1,840                778
      Inventories                                              6,798              5,954
      Prepaid expenses and other current assets                  504                496
                                                           ---------          ---------
               Total current assets                           18,867             17,236

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                      1,395              1,753
SECURITY DEVICES ON LEASE, net                                   345                399
PROPERTY, PLANT AND EQUIPMENT, net                             8,950              9,081
OTHER ASSETS                                                     928                869
                                                           ---------          ---------
                                                           $  30,485          $  29,338
                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                     $     999          $   2,194
      Accrued liabilities                                      2,834              3,070
      Obligations under capital leases -
         current portion                                         304                277
      Deferred lease rentals                                     313                369
                                                           ---------          ---------
               Total current liabilities                       4,450              5,910

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                        283                471
DEFERRED INCOME TAXES                                            435                288
MINORITY INTEREST IN SUBSIDIARY                                  459                ---

SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value;
         authorized 3,000 shares; none issued
      Common stock, $.01 par value;
         authorized 10,000 shares; issued and
         outstanding 5,773 shares and 5,720,
         respectively                                             58                 57
      Additional paid-in capital                              21,078             20,881
      Retained earnings                                        3,722              1,731
                                                           ---------          ---------
                                                              24,858             22,669
                                                           ---------          ---------
                                                           $  30,485          $  29,338
                                                           =========          =========

See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)



                                     Three Months Ended                      Nine Months Ended
                                        September 30,                          September 30,
                                ---------------------------             --------------------------
                                   1996              1995                  1996            1995
                                   ----              ----                  ----            ----
REVENUES                        $   5,741         $   7,422             $  18,180        $  22,389

COSTS AND EXPENSES:
Cost of sales                       3,008             3,855                 9,398           11,168
Customer service expenses             779               768                 2,197            2,621
Selling, general and
   administrative expenses          1,544             1,847                 5,387            6,132
Research and development              338               377                 1,069            1,177
Interest (income) expense             (23)                5                   (64)              26
                                ---------         ---------             ---------        ---------
                                    5,646             6,852                17,987           21,124
                                ---------         ---------             ---------        ---------

OPERATING PROFIT                       95               570                   193            1,265

OTHER INCOME:
Gain on sale of assets                ---               ---                 2,462              ---
                                ---------         ---------             ---------        ---------


INCOME BEFORE INCOME TAXES             95               570                 2,655            1,265

INCOME TAXES                           24                86                   664              190
                                ---------         ---------             ---------        ---------
NET INCOME                      $      71         $      484            $   1,991        $    1,075
                                =========         ==========            =========        ==========
NET INCOME PER SHARE            $     .01         $       .08           $     .33        $      .18
                                =========         ===========           =========        ==========
WEIGHTED AVERAGE
   COMMON SHARES                    6,141             5,961                 6,101            5,856
                                =========         =========             =========        =========


See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                              $   1,991          $    1,075
      Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization of security
            devices and property, plant and equipment               847                830
      Provision for bad debts                                        69                307
      Decrease (increase) in accounts receivable                  2,287             (3,514)
      Increase in net investment in sales-type leases              (704)              (861)
      (Increase) decrease in inventories                           (708)             1,508
      (Decrease) increase in accounts payable                    (1,195)               632
      Decrease in accrued liabilities                              (236)               (41)
      Other, net                                                    292                404
                                                              ---------          ---------

               Net cash provided by
                  operating activities                            2,643                340
                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net               (438)              (153)
      (Increase) decrease in security devices on lease              (85)                71
                                                              ---------          ---------

               Net cash used in investing activities               (523)               (82)
                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of obligations under capital leases                (113)              (182)
      Exercise of stock options                                      66                ---
      Other                                                         ---                (10)
                                                              ---------          ----------

               Net cash used in financing activities                (47)              (192)
                                                              ---------          ---------

INCREASE IN CASH                                                  2,073                 66

CASH, at beginning of period                                        409              1,258
                                                              ---------          ---------
CASH, at end of period                                        $   2,482          $   1,324
                                                              =========          =========

See notes to the condensed consolidated financial statements.

KNOGO NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

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

The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consists of:


                                      September 30, 1996     December 31, 1995
                                      ------------------     -----------------
                                                   (in thousands)

Minimum lease payments receivable          $   3,700             $   3,183
Allowance for uncollectible minimum
   lease payments                               (185)                 (159)
Unearned income                                 (310)                 (523)
Unguaranteed residual value                       30                    30
                                           ---------             ---------
Net investment                                 3,235                 2,531
Less current portion                           1,840                   778
                                           ---------             ---------
Non-current portion                        $   1,395             $   1,753
                                           =========             =========

KNOGO NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996


NOTE D -- Inventories
Inventories consist of the following:


                                    September 30, 1996     December 31, 1995
                                    ------------------     -----------------
                                                  (in thousands)

Raw materials                            $   2,727             $   2,692
Work-in-process                              2,374                 1,986
Finished goods                               1,697                 1,276
                                         ---------             ---------
                                         $   6,798             $   5,954
                                         =========             =========

Reserves for excess and obsolete inventory totaled $1,418,000 and $1,441,000 as of September 30, 1996 and December 31, 1995, respectively and have been included as a component of the above amounts.


NOTE E  --  Supply Agreement
Knogo N.A. has a supply agreement in which Sensormatic is obligated to purchase products from Knogo N.A. in the amount of $12,000,000 during 1995 and an additional $12,000,000 during the ensuing 18 months. Such products are priced to yield Knogo N.A. a 35% gross margin. Sales under the supply agreement were $593,000 and $3,036,000 in the quarters ended September 30, 1996 and 1995 and $3,990,000 and $9,062,000 in the nine month periods ended September 30, 1996 and 1995, respectively. During the quarter ended September 30, 1996 Sensormatic did not meet its minimum purchase amounts and, in accordance with the agreement, was charged with the profit factor on the shortfall. These additional amounts of $341,000 and $642,000 were included in revenues in the third quarter and first nine months of 1996. Included in accounts receivable as of September 30, 1996 and December 31, 1995 are amounts due from Sensormatic of $948,000 and $4,561,000, respectively.


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


NOTE G  --  Subsequent Event
On October 10, 1996, the Company announced that it signed a merger agreement with Video Sentry Corporation which will result in the Company becoming a wholly owned subsidiary of a new publicly traded entity called Sentry Technology Corporation (Sentry). Video Sentry Corporation, headquartered in Minneapolis, Minnesota, is a pioneer in patented traveling closed circuit television (CCTV) surveillance systems.

KNOGO NORTH AMERICA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

The merger between Knogo and Video Sentry will enable the resulting entity to offer a more comprehensive line of security products by combining Knogo's patented EAS technology and renowned customer service with Video Sentry's patented innovative CCTV systems technology.

The merger agreement provides for Sentry, a newly-formed Delaware corporation, to issue 1 share of common stock for each 1 share of Video Sentry common stock outstanding at the effective time of the merger. Sentry will issue 1 share of common stock and 1 share of Class A Preferred Stock for each 1.2022 shares of Knogo common stock outstanding. As contemplated by the merger agreement, the Sentry Class A Preferred Stock will have a face value of $5.00 per share and a dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred will be non voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds $6.50 per share. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. Following consummation of the merger, it is anticipated that there will be approximately 9.6 million shares of Sentry common stock (51% owned by former Video Sentry shareholders and 49% owned by former Knogo shareholders) and 4.8 million shares of Sentry Class A Preferred Stock outstanding, all owned by former Knogo shareholders.

The merger agreement also provides for Sentry's Board of Directors to consist initially of two representatives each from Video Sentry and Knogo, as well as one additional director to be mutually agreed upon between the parties. Mr. Nicolette will be the CEO of Sentry. Andrew Benson, the founder and president of Video Sentry, will be Vice President, CCTV Products. The Knogo and Video Sentry boards have both unanimously approved the transaction.

It is expected that special shareholder meetings of both companies will be held during the late fall. Consummation of the merger is subject to approval by the holders of a majority of the outstanding common stock of each company. It is intended that the merger qualify as a tax-free reorganization.

KNOGO NORTH AMERICA INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


Results of Operations:

Consolidated revenues were 23% and 19% lower in the third quarter and nine month period ended September 30, 1996 than in the quarter and nine month period ended September 30, 1995. Revenues from third party customers in the current periods were $4,807,000 and $13,548,000 or 84% and 75% of total revenues as compared to $4,386,000 and $13,327,000 or 59% and 60% of total revenues in the prior year periods. The increase in the current quarter is attributable to higher sales in the retail and library market segments. Revenues in the first nine months of 1996 include a significant contract with a retail customer. If certain store shrinkage reductions are met through the use of Knogo's equipment over a period of two years, the contract revenue amount would approximate $3 million. If the shrinkage reductions are not met, the customer has the option to purchase the equipment for $1.5 million which represents the minimum lease payments under the fixed, non-cancellable lease term. However, all of the equipment costs have been recorded in the cumulative nine month period resulting in a significantly lower cumulative gross margin associated with that sale. Successful shrinkage reductions will result in future revenues with substantially no additional costs. Sales under the Supply Agreement with Sensormatic in the quarter and nine month period ended September 30, 1996 were $593,000 and $3,990,000 or 10% and 22% of total revenues as compared to $3,036,000 and $9,062,000 or 41% of total revenues in the same periods of 1995. Under the terms of the Supply Agreement, the Company expected a reduction of approximately $1 million in revenues per quarter in 1996 compared to 1995. However, in the third quarter and nine month period ending September 30, 1996, Sensormatic did not meet its minimum order amounts. Accordingly, in accordance with the Supply Agreement, the Company recorded in revenues an amount representing the cumulative profits on the shortfall or $341,000 and $642,000, respectively. Sales represented 91% and service and rental income 9% of total revenues in 1996 as compared to 92% and 8% in 1995.

Cost of sales were 52% of total revenues in the quarter and nine month period ended September 30, 1996 as compared to 52% and 50% in the same periods in the previous year. The cost of sales percentage is impacted by several factors including the mix of products sold to its own third party customers and the amount of sales to Sensormatic under the Supply Agreement. In both the third quarter and nine month period of 1996, the Company sold a higher percentage of CCVS equipment and 3M library products to its third party customers than in the same periods in 1995. These products are not manufactured directly by Knogo and carry lower margins than the traditional EAS products it does produce. In the first nine months of 1996 cost of sales was also impacted by the higher initial costs recorded on the large retail sale noted above. During 1996, there was a substantially lower amount of sales to Sensormatic than in 1995. The gross margin on these sales is fixed at 35% under the Supply Agreement. Margins on future sales will be dependent upon product mix and sales volume under the Supply Agreement.

Customer service expenses were slightly higher in the third quarter of 1996 as compared to the third quarter of 1995. This is related to the Company's efforts to recover equipment from the bankruptcy of a significant customer as well as the costs of hiring temporary employees during the finalization of the installation of the major retail contract shipped in the second quarter and mentioned above. During the first nine months of 1996 as compared to 1995, total costs were lower as a result of permanent staff reductions due to more efficient installations and fewer service calls primarily attributable to the transfer of its library maintenance obligations to 3M.

The decrease in selling, general and administrative expenses in the third quarter and first nine months of 1996 as compared to 1995 is primarily a result of ongoing cost control measures, lower sales promotional expenses and lower required bad debt provisions.

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

KNOGO NORTH AMERICA INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The Company's interest income was $43,000 and $125,000 in the quarter and nine month period ended September 30, 1996 as compared to $20,000 and $43,000 in the corresponding periods in 1995. The increase is due to the investment of the proceeds from the sale of assets at the end of the first quarter. These amounts are shown net of interest expense of $20,000 and $61,000 in respective 1996 periods and $25,000 and $69,000 in the 1995 periods relating to payments on capitalized leases for the Company's computer equipment.

In the first quarter of 1996, the Company sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in the nine month period of 1996. See Note F.

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

As a result of the foregoing, Knogo North America had net income of $71,000 and $1,991,000 in the quarter and nine months ended September 30, 1996 as compared to $484,000 and $1,075,000 in the quarter and nine months ended September 30, 1995.

Financial Condition as of September 30, 1996

Knogo N.A.'s financial position is strong, with $2.5 million in cash and cash equivalents, shareholders' equity of approximately $25 million and no bank debt as of September 30, 1996.

The Company anticipates that current cash reserves, cash generated by operations and the available bank credit facility will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27. Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KNOGO NORTH AMERICA INC.


Date:  October  31, 1996        By: /S/   PETER J. MUNDY
       -----------------            --------------------------------------------
                                    Peter J. Mundy, Vice President Finance
                                    (Principal Financial and Accounting Officer)